Form 10-K
period 2012-12-31
Harley-Davidson Motorcycle Trust 2011-1
filed 2013-03-27
CIK 1526572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Annual losses on HDCC’s managed retail motorcycle loans were 0.79% during 2012 compared to 1.20% in 2011.  The decrease in credit losses from 2011 resulted from changes in underwriting and collections, as well a lower frequency of loss.  The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2012 increased to 3.94% from 3.85% at December 31, 2011.  HDCC expects changing consumer behavior, the funding of additional prudently structured loans in the near-prime and subprime segments and lower recoveries resulting from lower charge-offs in prior periods to result in modestly higher delinquencies and credit losses in 2013 as compared to 2012.  Managed retail motorcycle loans include loans held by HDCC as well as those sold through asset-backed securitization transactions.  The assets owned by the Trust may experience credit losses that are the same as, greater than or less than those of managed retail motorcycle loans as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or the related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

The Indenture Trustee’s Report on Assessment and related Attestation Report have identified material noncompliance with two servicing criteria applicable to the Indenture Trustee’s platform.  Specifically, with regard to servicing criterion 1122(d)(3)(i) (which contemplates that reports to investors are maintained in accordance with the transaction agreements and applicable Commission requirements), during the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements.  With regard to servicing criterion 1122(d)(3)(ii) (which contemplates that amounts due to investors are allocated and remitted in accordance with time frames, distribution priority and other terms set forth in the transaction agreements), with respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

The Indenture Trustee further indicates in its Report on Assessment that remediation steps are identified.  We have not independently verified the accuracy of the Indenture Trustee’s assertions or the adequacy of its remediation efforts; however, based on the above and information from the Indenture Trustee, the registrant does not believe these errors had a material impact or effect on the holders of notes.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2012.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2012 through December 31, 2012.

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

March 27, 2013

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2012.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2012 through December 31, 2012.